Form 10-Q
period 1998-09-30
CALAIR CAPITAL CORP
filed 1998-11-17
CIK 1067314

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________

                Commission File Number [       ]

                          CALAIR L.L.C.
     (Exact name of registrant as specified in its charter)

          Delaware                              76-0566172
  (State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)           Identification No.)

                        c/o CALFINCO Inc.
               1600 Smith Street, Department HQSEO
                      Houston, Texas  77002
            (Address of principal executive offices)
                           (Zip Code)

                          713-324-2950
      (Registrant's telephone number, including area code)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No _____

                PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          CALAIR L.L.C.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)
                    (In thousands of dollars)


                                                  March 31, 1998
                                 Three Months      (inception)
                                    Ended            through
                                September 30,     September 30,
                                     1998              1998
Rental income from
 Continental Airlines, Inc.. .     $ 4,093           $ 7,430

Amortization expense . . . . .      (1,889)           (3,149)

Operating income . . . . . . .       2,204             4,281

Interest expense . . . . . . .      (2,353)           (4,274)


Net income (loss). . . . . . .     $  (149)          $     7
























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         CALAIR L.L.C.
                   CONSOLIDATED BALANCE SHEETS
                    (in thousands of dollars)


                                                  March 31, 1998
                              September 30, 1998   (inception)
                                 (unaudited)
Assets:
 Cash. . . . . . . . . . . . .    $      1           $   1
 Receivable from Continental
  Airlines, Inc. . . . . . . .       7,773               -
 Slots, net. . . . . . . . . .     147,991               -
 Deferred financing costs,
  net. . . . . . . . . . . . .       1,011               -

   Total Assets. . . . . . . .    $156,776           $   1


Liabilities and Members'
 Equity:
 Interest payable. . . . . . .    $  4,156           $   -
 Other accrued liabilities . .         414               -
 Long-term debt, net . . . . .     110,533               -
 Members' equity . . . . . . .      41,673               1

  Total Liabilities and
   Members' Equity . . . . . .    $156,776           $   1























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         CALAIR L.L.C.
              CONSOLIDATED STATEMENT OF CASH FLOWS
      March 31, 1998 (inception) through September 30, 1998
                           (unaudited)
                    (In thousands of dollars)

Cash Flows From Operating Activities:
 Net income. . . . . . . . . . . . . . . . . . . $       7
Adjustments to reconcile net income (loss) to
  Cash Used in Operating Activities:
   Amortization. . . . . . . . . . . . . . . . .     3,149
   Increase in receivable from Continental
    Airlines, Inc. . . . . . . . . . . . . . . .    (7,773)
   Increase in interest payable. . . . . . . . .     4,156
   Increase in other accrued liabilities . . . .       414
   Other . . . . . . . . . . . . . . . . . . . .       118
    Net cash used in operating activities. . . .        71

Cash Flows from Investing Activities:
 Purchase of slots from Continental
  Airlines, Inc. . . . . . . . . . . . . . . . .  (151,141)
   Cash used by investing Activities . . . . . .  (151,141)

Cash Flows from Financing Activities:
 Net proceeds from issuance of long-term debt. .   110,456
 Capital contributions . . . . . . . . . . . . .    41,666
 Deferred financing costs. . . . . . . . . . . .    (1,052)
  Cash provided by financing activities. . . . .   151,070

Net Change in Cash . . . . . . . . . . . . . . .         -

Cash - Beginning of Period . . . . . . . . . . .         1

Cash - End of Period . . . . . . . . . . . . . . $       1

















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         CALAIR L.L.C.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Such adjustments are of a normal, recurring nature.

NOTE 1 - ORGANIZATION

Calair L.L.C. ("Calair"), a Delaware limited liability company, and its wholly owned subsidiary, Calair Capital Corporation ("Calair Capital"), were formed in March 1998 by CALFINCO Inc. ("Calfinco"), a wholly owned subsidiary of Continental Airlines, Inc. ("Continental"), for the purpose of acquiring certain take-off and landing rights at Chicago O'Hare Airport, Ronald Reagan International Airport in Washington, D.C. and New York LaGuardia Airport (collectively, the "Slots") from Continental.

In April 1998, Calair acquired the Slots from Continental for $151.1 million, which represented their estimated fair value. The acquisition of the Slots was funded with a combination of debt and equity, which included (i) $31.7 million in capital contributions from Calfinco, (representing a 76% equity interest in Calair), (ii) $10.0 million in capital contributions from Chase Equity Associates, L.P. ("CEA") representing a 24% equity interest in Calair) and (iii) net proceeds of $110.5 million from an offering of Senior Notes due 2008 (the "Senior Notes").

Pursuant to the terms of a Redemption Option Agreement between Calair and CEA, Calair has the right to redeem 50% of CEA's member interest (i.e., 12% of Calair) on April 17, 2003 (the fifth anniversary of the closing date of the acquisition of the Slots). In addition, Calair has the right to redeem all of CEA's member interest (either 12% of Calair if Calair has previously exercised its fifth anniversary redemption option, or 24% otherwise) on April 7, 2008 (the tenth anniversary of the closing date of the acquisition of the Slots) or upon the occurrence of certain events described in the Redemption Option Agreement and the Company Agreement. If Calair has not redeemed all of CEA's member interest on or before the tenth anniversary of the closing date of the acquisition of the Slots, CEA will have the right to require the liquidation of Calair.

Calair is economically dependent upon its parent, Continental, for its operations and cash flow.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of Calair include the accounts of Calair and its wholly owned subsidiary, Calair Capital. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Slots

Slots are amortized on a straight-line basis over 20 years. Calair had accumulated amortization related to slots of $3.2 million as of September 30, 1998.

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line basis over the term of the Senior Notes (10 years).

Income Taxes

Calair is a limited liability corporation which is not subject to federal income taxes.

NOTE 3 - SENIOR NOTES

Calair and Calair Capital have outstanding $112.3 million in 8-1/8% Senior Notes due 2008. These notes mature April 1, 2008 and pay interest semiannually on April 1 and October 1. Continental has fully and unconditionally guaranteed the Senior Notes. As of September 30, 1998 the unamortized discount relating to these notes totalled $1.8 million.

In October 1998, the Senior Notes were exchanged for new publicly registered notes with terms identical in all material respects to the form and terms of the Senior Notes.

NOTE 4 - TRANSACTIONS WITH CONTINENTAL

Under the terms of a Slot Lease Agreement between Calair and Continental, Continental pays Calair $8.1 million semiannually on April 1 and October 1 for the right to use the Slots. The term of the Slot Lease Agreement extends through April 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Liquidity

Calair's business is primarily limited to leasing and/or selling the Slots. The sole sources of revenue for Calair are rental payments received from Continental under the Slot Lease Agreement and proceeds from the sale of any of the Slots that may be sold in the future. Consequently, Calair's ability to make payments of interest on the Senior Notes in the amounts and on the dates contemplated therein depends upon the receipt by Calair of payments under the Slot Lease Agreement. Regular rental payments under the Slot Lease Agreement will not be sufficient to enable Calair to repay the principal of the Senior Notes upon maturity. At maturity of the Senior Notes, it is anticipated that Calfinco will make a voluntary capital contribution to Calair to fund repayment of the principal of the Senior Notes. However, Calfinco is under no obligation under the amended and restated limited liability company agreement between Calfinco and CEA to do so. If Calfinco does not make such a capital contribution in an amount equal to the principal balance of the Senior Notes prior to maturity and Calair is not otherwise able to pay the Senior Notes, Continental will be obligated to make payment under a parent guarantee with respect to the Senior Notes.

Results of Operations

Rental income for the three months ended September 30, 1998 consisted of rental payments due from Continental for the right to use the slots. See Note 4.

Amortization expense for the three months ended September 30, 1998 related to the amortization of slots. See Note 2.

Interest expense for the three months ended September 30, 1998 included the interest on the Senior Notes and the amortization of the related discount (see Note 3) as well as the amortization of the deferred financing costs (see Note 2).

Year 2000

Continental implemented a Year 2000 project in early 1997 to ensure that its computer systems will function properly in the year 2000 and thereafter. See Continental's annual report on Form 10-K for the year ended December 31, 1997 and Form 10-Q for the quarterly period ended September 30, 1998. Calair does not anticipate any material expenditures relating to the Year 2000 project.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   None.

ITEM 2. CHANGES IN SECURITIES.

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

ITEM 5. OTHER INFORMATION.

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   None.
                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CALAIR L.L.C.
                                      (Registrant)

                        by:  CALFINCO Inc., Managing Member



Date: November 16, 1998 by:  /s/ Lawrence W. Kellner
                             Lawrence W. Kellner
                             Executive Vice President and
                             Chief Financial Officer of
                             CALFINCO Inc., Managing Member
                             (On behalf of Registrant)




Date: November 16, 1998      /s/ Michael P. Bonds
                             Michael P. Bonds
                             Vice President and Controller
                             (Chief Accounting Officer) of
                             CALFINCO Inc., Managing Member