Form 10-Q/A
period 1998-09-30
CALAIR CAPITAL CORP
filed 1998-12-21
CIK 1067314

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-Q/A1

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits:

         27.1 Financial Data Schedule.
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CALAIR L.L.C.
                                      (Registrant)

                        by:  CALFINCO Inc., Managing Member



Date: December 21, 1998      /s/ Michael P. Bonds
                             Michael P. Bonds
                             Vice President and Controller
                             (On behalf of Registrant and
                             as Chief Accounting Officer) of
                             CALFINCO Inc., Managing Member